Form 10-K
period 2006-12-31
BMW Vehicle Owner Trust 2006-A
filed 2007-04-02
CIK 1374992

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2006


[_]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to _________


                         BMW VEHICLE OWNER TRUST 2006-A
         (Exact name of the issuing entity as specified in its charter)

           Commission File Number of the issuing entity: 333-133845-01

                              BMW FS SECURITIES LLC
            (Exact name of the depositor as specified in its charter)

               Commission File Number of the depositor: 333-133845

                         BMW FINANCIAL SERVICES NA, LLC
             (Exact name of the sponsor as specified in its charter)


          DELAWARE                                       51-6579062
(State or other jurisdiction of              (IRS Employer Identification No.)
        incorporation)



         300 CHESTNUT RIDGE ROAD
              WOODCLIFF LAKE, NJ                           07677
   (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code : (201) 307-4000


Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.              Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                      [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]   Accelerated Filer [_]    Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                        Yes [_] No [X]

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

      NOT APPLICABLE.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

      (A)   ITEM 1, BUSINESS

      (B)   ITEM 1A, RISK FACTORS

      (C)   ITEM 2, PROPERTIES

      (D)   ITEM 3, LEGAL PROCEEDINGS

      (E)   ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

PART I
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

      (A)   ITEM 1, BUSINESS

      (B)   ITEM 1A, RISK FACTORS

      (C)   ITEM 2, PROPERTIES

      (D)   ITEM 3, LEGAL PROCEEDINGS

      (E)   ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB, SIGNIFICANT OBLIGOR FINANCIAL INFORMATION

No single obligor represents more than 10% of the pool assets held by BMW Vehicle Owner Trust 2006-A (the "Trust").


ITEMS 1114(B)(2) AND 1115(B) OF REGULATION AB, SIGNIFICANT ENHANCEMENT PROVIDER FINANCIAL INFORMATION

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the "Notes") or certificates (the "Certificates") issued by the Trust.

ITEM 1117 OF REGULATION AB, LEGAL PROCEEDINGS

No legal proceedings are pending against any of BMW Financial Services NA, LLC (the "Sponsor"), BMW FS Securities LLC (the "Depositor"), Deutsche Bank Trust Company Americas (the "Indenture Trustee")or the Trust that are or would be material to holders of the Notes or the Certificates.


PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

      (A) ITEM 5, MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      (B)   ITEM 6, SELECTED FINANCIAL DATA

      (C) ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      (D)   ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      (E)   ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      (F) ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      (G)   ITEM 9A, CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION.

Not applicable

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

      (A)   ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (B)   ITEM 11, EXECUTIVE COMPENSATION

      (C) ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      (D)   ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (E)   ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB, AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      THE SPONSOR IS THE ORIGINATOR, AS CONTEMPLATED BY ITEM 1110 OF REGULATION AB, OF ALL OF THE POOL ASSETS OWNED BY THE TRUST. THE SPONSOR IS ALSO THE SERVICER. THE DEPOSITOR IS A WHOLLY-OWNED SUBSIDIARY OF THE SPONSOR AND THEREFORE, A WHOLLY-OWNED SUBSIDIARY OF THE ORIGINATOR AND THE SERVICER. THROUGH ITS PURCHASE OF THE CERTIFICATES, THE DEPOSITOR HAS ACQUIRED A 100% OWNERSHIP INTEREST IN THE TRUST; THEREFORE, THE TRUST IS AN AFFILIATED PARTY OF THE DEPOSITOR AND, INDIRECTLY OF, THE SPONSOR (INCLUDING IN ITS ROLE AS ORIGINATOR AND PRIMARY SERVICER).

THE INDENTURE TRUSTEE IS NOT AFFILIATED WITH ANY OF THE SPONSOR (INCLUDING IN ITS ROLE AS ORIGINATOR AND PRIMARY SERVICER), THE DEPOSITOR OR THE TRUST.

THERE ARE NO SIGNIFICANT OBLIGORS, EXTERNAL ENHANCEMENT OR SUPPORT PROVIDERS, OR OTHER MATERIAL PARTIES RELATED TO THE NOTES OR CERTIFICATES.

IN ADDITION, THERE ARE NO BUSINESS RELATIONSHIPS, AGREEMENTS, ARRANGEMENTS, TRANSACTIONS OR UNDERSTANDINGS OUTSIDE THE ORDINARY COURSE OF BUSINESS OR ON TERMS OTHER THAN WOULD BE OBTAINED IN AN ARM'S LENGTH TRANSACTION WITH AN UNRELATED PARTY, APART FROM THE TRANSACTION INVOLVING THE ISSUANCE OF THE NOTES AND CERTIFICATES BY THE TRUST, BETWEEN THE SPONSOR, THE DEPOSITOR OR THE TRUST AND ANY OF THE PARTIES MENTIONED IN THIS ITEM.

ITEM 1122 OF REGULATION AB, COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

The Sponsor (in its role as servicer) and the Indenture Trustee (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Sponsor and the Indenture Trustee has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Indenture Trustee nor the Attestation Report provided by the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Sponsor (in its role as servicer) have been identified by the registrant as a servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance with applicable servicing criteria (a "Compliance Statement"), in each case signed by an authorized officer of the Sponsor. The Compliance Statement is attached as exhibits to this Form 10-K.

PART IV

ITEM 15. EXHIBITS.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 - Certificate of Formation of the Depositor, dated as of February 27, 2001 and filed with the secretary of state of Delaware on February 27, 2001.

Exhibit 3.2 - Limited Liability Agreement of the Depositor, in effect since May 1, 2001.

Exhibit 4.1 - Indenture dated as of September 1, 2006 between BMW Vehicle Owner Trust 2006-A and Deutsche Bank Trust Company Americas., as indenture trustee, incorporated by reference to exhibit 4.1 to Form 8-K dated September 27, 2006, and filed by the registrant on September 27, 2006.

Exhibit 10.1 - Amended and Restated Trust Agreement dated as of September 1, 2006 between BMW FS Securities LLC and Wilmington Trust Company, as owner trustee, incorporated by reference to exhibit 10.1 to Form 8-K dated September 27, 2006, and filed by the registrant on September 27, 2006.

Exhibit 31.1 - Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1 - Certification Regarding Compliance With Applicable Servicing Criteria of BMW Financial Services NA, LLC

Exhibit 33.2 - Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1 - Independent Registered Public Accounting Firm Attestation Report of J.H. Cohn LLP, on behalf of BMW Financial Services NA, LLC

Exhibit 34.2 - Independent Registered Public Accounting Firm Attestation Report of KPMG, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1 - Servicing  Compliance  Statement of BMW Financial  Services NA,
LLC

Exhibit 99.1 - Servicer's Annual Statement of Compliance

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BMW FS Securities LLC
                                          BMW Vehicle Owner Trust 2006-A

                        Signed: BMW Financial Services NA, LLC, as Servicer

Date: April 2, 2007                By:  /s/  Kerstin Zerbst
                                        ------------------------------------
                                              Kerstin Zerbst
                                              Chief Financial Officer


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

EXHIBIT INDEX

EXHIBIT               DESCRIPTION
------------------
Exhibit 3.1 - Certificate of Formation of the Depositor, dated as of February 27, 2001 and filed with the secretary of state of Delaware on February 27, 2001.

Exhibit 3.2 - Limited Liability Agreement of the Depositor, in effect since May 1, 2001.

Exhibit 4.1 - Indenture dated as of September 1, 2006 between BMW Vehicle Owner Trust 2006-A and Deutsche Bank Trust Company Americas., as indenture trustee, incorporated by reference to exhibit 4.1 to Form 8-K dated September 27, 2006, and filed by the registrant on September 27, 2006.

Exhibit 10.1 - Amended and Restated Trust Agreement dated as of September 1, 2006 between BMW FS Securities LLC and Wilmington Trust Company, as owner trustee, incorporated by reference to exhibit 10.1 to Form 8-K dated September 27, 2006, and filed by the registrant on September 27, 2006.

Exhibit 31.1 - Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1 - Certification Regarding Compliance With Applicable Servicing Criteria of BMW Financial Services NA, LLC

Exhibit 33.2 - Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas

Exhibit 34.1 - Independent Registered Public Accounting Firm Attestation Report of J.H. Cohn LLP, on behalf of BMW Financial Services NA, LLC

Exhibit 34.2 - Independent Registered Public Accounting Firm Attestation Report of KPMG, on behalf of Deutsche Bank Trust Company Americas

Exhibit 35.1 - Servicing  Compliance  Statement of BMW Financial  Services NA,
LLC

Exhibit 99.1 - Servicer's Annual Statement of Compliance