Form 10-K
period 2007-12-31
BMW Vehicle Owner Trust 2006-A
filed 2008-03-31
CIK 1374992

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2007


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

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.            Yes [X] No [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes [_] No [X](1)

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

Large Accelerated Filer[_]     Accelerated Filer[_]     Non-Accelerated Filer[X]

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

        NOT APPLICABLE.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

     (A) ITEM 1, BUSINESS

     (B) ITEM 1A, RISK FACTORS

     (C) ITEM 2, PROPERTIES

     (D) ITEM 3, LEGAL PROCEEDINGS


---------------------
(1) The registrant has not been subject to the filing requirements of the Securities Exchange Act of 1934 during the referenced period with respect to the referenced trust by reason of Section 15(d) thereof. The registrant voluntarily files reports with respect to such trust on form 10-K and 10-D.

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

                                        BMW FS Securities LLC
                                        BMW Vehicle Owner Trust 2006-A

                             Signed: BMW Financial Services NA, LLC, as Servicer

Date: March 31, 2008                By:  /s/  Kerstin Zerbst
                                        -------------------------------------
                                                Kerstin Zerbst
                                                Chief Financial Officer


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

EXHIBIT INDEX

EXHIBIT               DESCRIPTION
------------------

Exhibit 3.1 - Certificate of Formation of the Depositor, dated as of February 27, 2001 and filed with the secretary of state of Delaware on February 27, 2001.*

Exhibit 3.2 - Limited Liability Agreement of the Depositor, in effect since May 1, 2001.*

Exhibit 4.1 - Indenture dated as of September 1, 2006 between BMW Vehicle Owner Trust 2006-A and Deutsche Bank Trust Company Americas., as indenture trustee, incorporated by reference to exhibit 4.1 to Form 8-K dated September 27, 2006, and filed by the registrant on September 27, 2006.*

Exhibit 10.1 - Amended and Restated Trust Agreement dated as of September 1, 2006 between BMW FS Securities LLC and Wilmington Trust Company, as owner trustee, incorporated by reference to exhibit 10.1 to Form 8-K dated September 27, 2006, and filed by the registrant on September 27, 2006.*

Exhibit 31.1 - Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

----------------
*    Previously filed